Form 10-Q
period 2021-03-31
Gobi Acquisition Corp.
filed 2021-08-16
CIK 1854593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40548

Gobi Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1594224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33/F, Three Pacific Place 1 Queen’s Road East Hong Kong City, MN, 55000
(Address of Principal Executive Offices, Zip Code)

852 2918-0088
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	GOBI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of XX XX August 16, 2021, there were 25,853,38800,000,000 shares of Class A common stockordinary shares, $0.0001 par value and 6,310,634 0,000,000 shares of Class B common stockordinary shares, $0.0001 par value, issued and outstanding.

GOBI ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOBI ACQUISITION CORP.

CONDENSED BALANCE SHEET

March 31, 2021

(Unaudited)

Assets:
Current assets:
Deferred offering costs	$115,323
Total current assets	115,323

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$71,698
Promissory note - related party	25,750
Total Liabilities	97,448

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719
Additional paid-in capital	24,281
Accumulated deficit	(7,125)
Total shareholders’ equity	17,875

Total Liabilities and Shareholders’ Equity	$115,323
(1)	This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Three Months Ended
March 31,
2021
Formation cost	$7,125
Net loss	$(7,125)

Basic and diluted weighted average Class B ordinary shares outstanding(1)	6,250,000
Basic and diluted net loss per share	$(0.00)
(1)	This number excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B
	Ordinary Share		Additional	Accumulated	Shareholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance as of March 16, 2021 (Inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(7,125)	(7,125)
Balance as of March 31, 2021	7,187,500	$719	$24,281	$(7,125)	$17,875
(1)	This number includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(7,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued offering costs and expenses	7,125
Net cash used in operating activities	—

Net change in cash	—
Cash, March 16, 2021 (inception)	—
Cash, end of the period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs and expenses	$64,573
Deferred offering costs paid by Sponsor under the promissory note	$25,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021

Note 1—Organization and Business Operation

Gobi Acquisition Corp. (the "Company") was incorporated as a Cayman Islands exempted company on March 16, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the "Business Combination"). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with it.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company's Sponsor is PAG Investment, LLC, a Cayman Islands limited liability company (the "Sponsor").

Financing

The registration statement for the Company’s IPO was declared effective on June 28, 2021 (the “Effective Date”). On July 1, 2021, the Company consummated its IPO of 25,000,000 Class A ordinary shares at $10.00 per share, which is discussed in Note 3 (the "Initial Public Offering"), and the sale of 300,000 Class A ordinary shares which is discussed in Note 4 (the "Private Placement"), at a price of $10.00 per share, in a private placement that closed simultaneously with the closing of the IPO.

Transaction costs amounted to $3,359,202 consisting of $1,000,000 of underwriting commissions, $1,750,000 of deferred underwriting commissions and $609,202 of other cash offering costs.

Liquidity and Capital Resources

As of March 31, 2021, the Company had no cash and working capital deficit of 97,448 excluding deferred offering cost. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from the Sponsor.

The Company’s liquidity needs up to July 1, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of July 1, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, closing of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements is presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities Exchange Commission (the "SEC").

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were forfeited if the over-allotment option is not exercised by the underwriter. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company's tax provision was zero for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Note 3— Initial Public Offering

On July 1, 2021, the Company consummated its IPO of 25,000,000 Class A ordinary shares, at a price of $10.00 per share, generating gross proceeds of $250,000,000. PAG Investment LP (the “Fund”), an affiliate of PAG and the sole member of the Sponsor, purchased 20,000,000 Public Shares in the IPO at the public offering price. Shares purchased by the Fund, if any, will not be subject to underwriting discounts and commissions.

The Company paid an underwriting fee at the closing of the IPO of $1,000,000. As of July 1, 2021, an additional fee of $1,750,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Note 4—Private Placement

Simultaneously with the closing of the IPO and the sale of the shares, the Company consummated the private placement of an aggregate of 300,000 Class A ordinary shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $3,000,000. The Private Placement Shares purchased by the Sponsor are substantially similar to the Public Shares, except that they will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination, subject to certain limited exceptions.

Note 5—Related Party Transactions

Founder Shares

On March 19, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the "Founder Shares"). On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll, and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter's over-allotment option is not exercised. On June 28, the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,437,500 Founder’s Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company's shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and the Sponsor has agreed not to transfer, assign or sell any of its private placement shares until 30 days after the completion of the initial Business Combination; except, in each case, to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares or private placement shares. The Company refers to such transfer restrictions as the lock-up.

Notwithstanding the foregoing, if (1) the closing price of the Company's Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Note—Related Party

On March 19, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loans will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) and amounts not to be held in the Trust Account. As of March 31, 2021, $25,750 was outstanding under the promissory note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, its affiliates or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Share. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company's securities are first listed, the Company will pay to an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees.

Note 6—Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, as described in Note 5, and (ii) in the case of the Private Placement Shares, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company will grant the underwriters a 45-day option from the date of the IPO to purchase up to an additional 750,000 Class A ordinary shares to cover over-allotments, if any.

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (not including the proceeds from the Fund), or $1,000,000 (or up to $1,750,000 if the underwriters' over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO (not including the proceeds from the Fund) upon the completion of the Company's initial Business Combination.

Note 7—Shareholders' Equity

Preference Shares—The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 and provide that preference shares may be issued from time to time in one or more series. The Company's board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter's over-allotment option is not exercised. On June 28, the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,437,500 Founder Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. so that the initial shareholders will collectively own 20% of the Company's issued and outstanding ordinary shares after the IPO (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Class A ordinary shares in the IPO).

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company's shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Company's public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (but, for the avoidance of doubt, not including Private Placement Shares) will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any private placement shares issued to our sponsor in a private placement to occur concurrently with the closing of the IPO, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to our Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 8— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was able to be issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter's over-allotment option is not exercised.

On June 28, the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,437,500 Founder’s Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised.

The registration statement for the Company’s IPO was declared effective on June 28, 2021. On July 1, 2021, the Company consummated its IPO of 25,000,000 Class A ordinary shares at $10.00 per share, and the sale of 300,000 Class A ordinary shares, at a price of $10.00 per share, in a private placement that closed simultaneously with the closing of the IPO.

On July 14, 2021, the Company consummated the closing (the “Over-Allotment Closing”) of its sale of an additional 542,537 Shares pursuant to the partial exercise by the underwriters of their over-allotment option (the “Over-Allotment Option”). The Shares were sold at an offering price of $10.00 per Share, generating gross proceeds of $5,425,370. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 10,851 private placement warrants to its Sponsor, PAG Investment, LLC, generating gross proceeds to the Company of $108,510. Following the Over-Allotment Closing, an aggregate amount of $5,425,373 has been placed in the Company’s Trust Account established in connection with the IPO. In connection with the partially exercise of the Over-allotment Option, the Sponsor surrendered 51,866 Founder shares, resulting in the Sponsor holding 6,385,634 Founder Shares as of July 14, 2021.

On July 19, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into Private Placement Shares, at a price of $10.00 per Private Placement Shares. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On July 23, 2021, the Company received $1,000,000 from the Sponsor under the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Gobi Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

From Attorney

Overview

We are a blank check company incorporated in Cayman Islands on March 16, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Our Sponsor is PAG Investment, LLC (the “Sponsor”), a Cayman Islands limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on June 28, 2021. On July 1, 2021, we consummated our Initial Public Offering of 25,000,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $250 million, and incurring offering costs of approximately $3.36 million, inclusive of $1.00 million of underwriting discount, $1.75 million in deferred underwriting commissions and $0.61 million of other cash offering costs. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 750,000 additional Class A ordinary shares to cover over-allotments, if any, at $10.00 per share.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 300,000 Class A ordinary shares, at a price of $10.00 per Private Placement Share, generating gross proceeds to us of $3 million.

Upon the closing of the Initial Public Offering and the Private Placement, $250,000,000 ($10.10 per share) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account.

If we are unable to complete an initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement shares, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Liquidity and Capital Resources

As of March 31, 2021, we had no cash and working capital deficit of $97,448, excluding deferred offering costs.

The Company’s liquidity needs up to July 1, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of July 1, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the quarter ended March 31, 2021, we had net loss of $7,125.

Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Shares, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the IPO to purchase up to an additional 750,000 Class A ordinary shares to cover over-allotments, if any.

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (not including the proceeds from the Fund), or $1,000,000 (or up to $1,750,000 if the underwriters' over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO (not including the proceeds from the Fund) upon the completion of the Company's initial Business Combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering in July 2021.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the period presented.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an "emerging growth company," whichever is earlier.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION [Counsel to review and update]

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 28, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gobi Acquisition Corp.
Date: August 16, 2021	By:	/s/ Jack Li
Name: Jack Li
Title: Chief Executive Officer, Chief Financial Officer and Director