Form 10-Q
period 2021-06-30
Gobi Acquisition Corp.
filed 2021-08-16
CIK 1854593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Qs

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
(Address of Principal Executive Offices, Zip Code)

852 2918 0088
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares par value $0.0001 per share	GOBI	The Nasdaq Stock Market LLC

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

As of August 16, 2021, there were 25,853,388 Class A ordinary shares, $0.0001 par value and 6,310,634 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GOBI ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOBI ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2021

(Unaudited)

Assets:
Current assets:
Cash	$1,767,326
Deferred offering costs	589,425
Prepaid expenses and other current assets	22,274
Total current assets	2,379,025

Cash held in trust account	1,000,050
Total Assets	$3,379,075

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$366,995
Due to related party	1,000
Total Liabilities	367,995

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 300,000 shares issued and outstanding	30
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,437,500 shares issued and outstanding(1)	644
Additional paid-in capital	3,024,326
Accumulated deficit	(13,920)
Total shareholders’ equity	3,011,080

Total Liabilities and Shareholders’ Equity	$3,379,075
(1)	This number includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		March 16, 2021
	For the three months	(Inception) to
	ended June 30, 2021	June 30, 2021
Formation and operating costs	$6,795	$13,920
Net loss	$(6,795)	$(13,920)
Basic and diluted weighted average Class B ordinary shares outstanding(1)	6,228,972	6,228,972
Basic and diluted net loss per share	$0.00	$0.00
(1)	This number excludes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of March 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(7,125)	(7,125)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$24,281	$(7,125)	$17,875
Class B ordinary shares forfeited	—	—	(750,000)	(75)	75	—	—
Class A ordinary shares issued in private placement	300,000	30	—	—	2,999,970	—	3,000,000
Net loss	—	—	—	—	—	(6,795)	(6,795)
Balance as of June 30, 2021	300,000	$30	$6,437,500	$644	$3,024,326	$(13,920)	$3,011,080
(1)	This number includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(13,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Due to related parties	1,000
Prepaid expenses	(22,274)
Accrued offering costs and expenses	5,845
Net cash used in operating activities	(29,349)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(1,000,050)
Cash used in investing activities:	(1,000,050)

Cash Flows from Financing Activities:
Proceeds from private placement shares	3,000,000
Payment of deferred offering costs	(40,069)
Payment of promissory note to related party	(163,205)
Net cash provided by financing activities	2,796,725

Net change in cash	1,767,326
Cash, March 16, 2021 (inception)	—
Cash, end of the period	$1,767,326

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs and expenses	$361,150
Deferred offering costs paid by Sponsor under the promissory note	$163,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

As of July 1, 2021, transaction costs amounted to $3,359,202 consisting of $1,000,000 of underwriting commissions, $1,750,000 of deferred underwriting commissions and $609,202 of other cash offering costs.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.77 million of cash for working capital purpose and working capital of approximately $2 million.

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities Exchange Commission (the "SEC").

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,767,326 in cash and no cash equivalents as of June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO.

Cash Held in Trust Account

At June 30, 2021, the Company had $1,000,050 cash held in the Trust Account, the amount of which was the proceeds from private placement shares in advance of $1,000,000 and test payment of $50.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Due to Related Party

The balance of $1,000 represents the amount accrued for the administrative support services provided by Sponsor commencing on June 28, 2021.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were forfeited if the over-allotment option is not exercised by the underwriter. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4—Private Placement

On June 28, 2021, the Company consummated the private placement of an aggregate of 300,000 Class A ordinary shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $3,000,000. The Private Placement Shares purchased by the Sponsor are substantially similar to the Public Shares, except that they will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination, subject to certain limited exceptions.

Note 5—Related Party Transactions

Founder Shares

On March 19, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the "Founder Shares"). On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter's over-allotment option is not exercised. On June 28, 2021 the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,362,500 Founder’s Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. On July 14, 2021, the Sponsor surrendered 51,866 Class B ordinary shares.

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

Due to Related Party

The Company promised to pay the Sponsor $10,000 per month for office space, administrative and support services for the period from the Effective Date to the consummation of the Company’s initial Business Combination. A total of $1,000 has been accrued as of June 30, 2021.

Promissory Note—Related Party

On March 19, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loans will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) and amounts not to be held in the Trust Account. As of June 30, 2021, the total amount borrowed under the promissory note was fully repaid.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, its affiliates or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Share. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company's securities are first listed, the Company will pay to an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees. For the period from June 28, 2021 (the “Effective Date”) to June 30, 2021, the Company incurred $1,000 in connection with to such expense.

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

Note 7—Shareholders' Equity

Preference Shares—The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 and provide that preference shares may be issued from time to time in one or more series. The Company's board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 300,000 Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 19, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter's over-allotment option is not exercised. On June 28, 2021 the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,362,500 Founder Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. On July 14, 2021, the Sponsor surrendered 51,866 Class B ordinary shares. so that the initial shareholders will collectively own 20% of the Company's issued and outstanding ordinary shares after the IPO (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Class A ordinary shares in the IPO).

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.77 million of cash for working capital purpose and working capital of approximately $2 million.

Our liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $6,795, which consisted of insurance expense $5,795 and administrative service expense $1,000.

For the period from March 16, 2021 through June 30, 2021, we had a net loss of $13,920, which consisted of  formation expenses $7,125, insurance expense $5,795 and administrative service expense $1,000.

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

The underwriters was entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (not including the proceeds from the Fund), or $1,000,000 (or up to $1,750,000 if the underwriters' over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO (not including the proceeds from the Fund) upon the completion of the Company's initial Business Combination.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the period presented.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option by the underwriters, our sponsor purchased 310,851 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $3.1 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account.

Of the gross proceeds received from the Initial Public Offering and the partial exercise of the option to purchase additional Shares, $5,425,372.60 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $5.1 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $8.9 million in underwriting discounts and commissions.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1	Underwriting Agreement between the Company, Citigroup Global Markets Inc., Goldman Sachs (Asia) L.L.C. and UBS Securities LLC (1)

3.1	Amended and Restated Memorandum and Articles of Association(1)

10.1	Private Placement Class A Ordinary Shares Purchase Agreement between the Company and the Sponsor(1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein(1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors(1)

10.5	Administrative Services Agreement between the Company and the Sponsor(1)

10.6	Promissory Note between the Company and the Sponsor(2)

31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 2, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 20, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gobi Acquisition Corp.

Date: August 16, 2021	By:	/s/ Jack Li
Name: Jack Li
Title: Chief Executive Officer, Chief Financial Officer and Director