Form 10-Q
period 2021-09-30
Gobi Acquisition Corp.
filed 2021-11-22
CIK 1854593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 22, 2021, there were 25,853,388 Class A ordinary shares, $0.0001 par value and 6,310,634 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GOBI ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from March 16, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the three months ended September 30, 2021 (Unaudited) and for the period from March 16, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from March 16, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOBI ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

September 30, 2021
Assets:
Current assets:
Cash	$222,905
Prepaid expenses and other current assets	1,066,648
Total current assets	1,289,553
Prepaid expense, non-current	788,179
Investment held in trust account	255,429,243
Total Assets	257,506,975

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$10,300
Due to related party	31,332
Working capital loan	1,000,000
Total current liabilities	1,041,632
Deferred underwriters' discount	1,939,888
Total Liabilities	2,981,520

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 25,542,537 shares at redemption value	255,429,243

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 310,851 issued and outstanding (excluding 25,542,537 shares subject to possible redemption)	31
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,385,634 shares issued and outstanding	639
Additional paid-in capital	—
Accumulated deficit	(904,458)
Total shareholders’ (deficit) equity	(903,788)

Total Liabilities and Shareholders’ (Deficit) Equity	$257,506,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the three	March 16. 2021
	months ended	(Inception) to
	September 30, 2021	September 30, 2021
Formation and operating costs	$365,778	$379,698
Loss from operations	(365,778)	(379,698)
Other income (expense)
Interest income	3,870	3,870
Total other income (expense)	3,870	3,870

Net loss	$(361,908)	$(375,828)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	25,188,238	11,703,626
Basic and diluted net loss per Class A ordinary shares	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,393,527	6,702,106
Basic and diluted net loss per Class B ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Additional
	Class A Ordinary Share		Class B Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 16, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(7,125)	(7,125)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$24,281	$(7,125)	$17,875
Class B ordinary shares forfeited	—	—	(750,000)	(75)	75	—	—
Class A ordinary shares issued in private placement	300,000	30	—	—	2,999,970	—	3,000,000
Net loss	—	—	—	—	—	(6,795)	(6,795)
Balance as of June 30, 2021	300,000	$30	6,437,500	$644	$3,024,326	$(13,920)	$3,011,080
Sale of 10,851 Private Placement Units on July 14, 2021 through over-allotment	10,851	1	—	—	108,509	—	108,510
Class B ordinary shares forfeited on July 14, 2021	—	—	(51,866)	(5)	5	—	—
Net loss	—	—	—	—	—	(361,908)	(361,908)
Subsequent remeasurement Class A ordinary shares	—	—	—	—	(3,132,840)	(528,630)	(3,661,470)
Balance as of September 30, 2021	310,851	$31	6,385,634	$639	$—	$(904,458)	$(903,788)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(375,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,870)
Changes in current assets and liabilities:
Due to related parties	31,332
Prepaid expense	(1,854,827)
Accrued offering costs and expenses	10,300
Net cash used in operating activities	(2,192,893)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(255,425,373)
Net cash used in investing activities	(255,425,373)

Cash Flows from Financing Activities:
Proceeds received from public offerings, net of underwriters’ discount	254,316,863
Proceeds from private placement	3,108,510
Proceeds from working capital loan	1,000,000
Payment of deferred offering costs	(420,997)
Payment of promissory note to related party	(163,205)
Net cash provided by financing activities	257,841,171

Net change in cash	222,905
Cash, March 16, 2021 (inception)	—
Cash, end of the period	$222,905

Supplemental disclosure of cash flow information:
Deferred underwriter's discount	$1,939,888
Initial value of Class A ordinary shares subject to possible redemption	$250,000,000
Remeasurement of Class A ordinary shares subject to possible redemption	$5,429,243
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$163,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investment from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company's Sponsor is PAG Investment, LLC, a Cayman Islands limited liability company (the "Sponsor").

Financing

The registration statement for the Company’s IPO was declared effective on June 28, 2021 (the “Effective Date”). On July 1, 2021, the Company consummated its IPO of 25,000,000 Class A ordinary shares at $10.00 per share, which is discussed in Note 4 (the "Initial Public Offering"), and the sale of 300,000 Class A ordinary shares which is discussed in Note 5 (the "Private Placement"), at a price of $10.00 per share, in a private placement that closed simultaneously with the closing of the IPO.

As of July 1, 2021, transaction costs amounted to $3,359,202 consisting of $1,000,000 of underwriting commissions, $1,750,000 of deferred underwriting commissions and $609,202 of other offering costs.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of  $222,905 and a working capital of $247,921. As of September 30, 2021, the Company had neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, officers, directors and their affiliates intend to loan the Company funds as may be required. On July 23, 2021, the Company received $1,000,000 from the Sponsor under an unsecured promissory note signed on July 19, 2021. On November 20, 2021, the Sponsor signed an agreement to provide $300,000 of loan to the Company as required.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of July 1, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of July 1, 2021 presented below. The following table summarizes the effect of the restatement on each balance sheet line item as of the date:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of July 1, 2021 (per 8-Ks filed on July 8, 2021)
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption at redemption value	$244,648,640	$5,351,360	$250,000,000

Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	84	(54)	30
Class B ordinary shares - $0.0001 par value	644	—	644
Additional paid-in capital	5,016,430	(5,016,430)	—
Retained Earnings (Accumulated Deficit)	(17,151)	(334,876)	(352,027)
Total shareholders’ equity (deficit)	$5,000,007	$(5,351,360)	$(351,353)

Shares subject to possible redemption	24,464,864	535,136	25,000,000

Note 3—Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $222,905 in cash and no cash equivalents as of September 30, 2021.

Investments Held in Trust Account

At September 30, 2021, funds held in the Trust Account include $255,429,243 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations. Accordingly, on July 14, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $3,657,597 (consisting of $1,108,507 of underwriting fee, $1,939,888 of deferred underwriting fee and $609,202 of other offering costs) were recognized.

Due to Related Party

The balance of $31,332 represents the amount accrued for the administrative support services provided by Sponsor commencing on June 28, 2021 through September 30, 2021.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021			For the Period from March 16, 2021 (Inception) to September 30, 2021
	Class A		Class B	Class A		Class B
		Non-			Non-
	Redeemable	Redeemable		Redeemable	Redeemable
	Class A	Class A		Class A	Class A
	ordinary	ordinary		ordinary	ordinary
	shares	shares		shares	shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(288,558)	(105)	$(73,245)	$(237,088)	(2,972)	$(135,769)

Denominator:
Weighted-average shares outstanding	25,188,238	9,200	6,393,527	11,703,626	146,699	6,702,106
Basic and diluted net loss per share	$(0.01)	(0.01)	$(0.01)	$(0.02)	(0.02)	$(0.02)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 28,750,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4— Initial Public Offering

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

The Company paid an underwriting fee at the closing of the IPO of $1,000,000. As of July 1, 2021, an additional fee of $1,750,000 was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

On July 14, 2021, the Company consummated the Over-Allotment Closing of its sale of an additional 542,537 Shares pursuant to the partial exercise by the underwriters of their over-allotment option (the “Over-Allotment Option”). The Shares were sold at an offering price of $10.00 per Share, generating gross proceeds of $5,425,370.

All of the 25,542,537 Class A ordinary share sold in the IPO and over-allotment contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$255,425,373
Less:
Ordinary share issuance costs	(3,657,597)
Plus:
Accretion of carrying value to redemption value	3,657,597
Interest income	3,870
Contingently redeemable ordinary share	$255,429,243

Note 5—Private Placement

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

On July 14, 2021, simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 10,851 private placement shares to its Sponsor, PAG Investment, LLC, generating gross proceeds to the Company of $108,510.

Note 6—Related Party Transactions

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

Due to Related Party

The Company promised to pay the Sponsor $10,000 per month for office space, administrative and support services for the period from the Effective Date to the consummation of the Company’s initial Business Combination. A total of $31,332 has been accrued as of September 30, 2021.

Promissory Note—Related Party

On March 19, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loans will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) and amounts not to be held in the Trust Account. As of September 30, 2021, the total amount borrowed under the promissory note was fully repaid.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, its affiliates or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Share. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had $1,000,000 borrowings under the Working Capital Loans.

As of September 30, 2021, $1,000,000 was outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company's securities are first listed, the Company will pay to an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company's liquidation, the Company will cease paying these monthly fees. For the period from June 28, 2021 (the “Effective Date”) to September 30, 2021, the Company incurred $31,332 in connection with to such expense.

Note 7— Recurring Fair Value Measurements

Substantially all of the Company’s investment held in the Trust Account on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$255,429,243	$255,429,243	$—	$—

Note 8—Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, as described in Note 6, and (ii) in the case of the Private Placement Shares, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company will grant the underwriters a 45-day option from the date of the IPO to purchase up to an additional 750,000 Class A ordinary shares to cover over-allotments, if any. The Over-Allotment option was partially exercised on July 14, 2021.

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO and the Over-Allotment (not including the proceeds from the Fund). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and the Over-Allotment (not including the proceeds from the Fund) upon the completion of the Company's initial Business Combination.

Note 9—Shareholders' Equity

Preference Shares—The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 and provide that preference shares may be issued from time to time in one or more series. The Company's board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 310,851 Class A ordinary shares issued or outstanding, excluding 25,542,537 shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 6,385,634 Class B ordinary shares issued or outstanding. Holders are entitled to one vote for each share of Class B ordinary shares. At March 19, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter's over-allotment option is not exercised. On June 28, 2021 the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,362,500 Founder Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. On July 14, 2021, the Sponsor surrendered 51,866 Class B ordinary shares. so that the initial shareholders will collectively own 20% of the Company's issued and outstanding ordinary shares after the IPO (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any Class A ordinary shares in the IPO).

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

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (but, for the avoidance of doubt, not including Private Placement Shares) will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any private placement shares issued to the Sponsor in a private placement to occur concurrently with the closing of the IPO, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to our Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was able to be issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On November 20, 2021, the Sponsor signed an agreement to provide $300,000 of loan to the Company as required.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form  10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Cayman Islands on March 16, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Our Sponsor is PAG Investment, LLC (the “Sponsor”), a Cayman Islands limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on June 28, 2021. On July 1, 2021, we consummated our Initial Public Offering of 25,000,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $250 million, and incurring offering costs of approximately $3.36 million, inclusive of $1.00 million of underwriting discount, $1.75 million in deferred underwriting commissions and $0.61 million of other offering costs. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 750,000 additional Class A ordinary shares to cover over-allotments, if any, at $10.00 per share.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 300,000 Class A ordinary shares, at a price of $10.00 per Private Placement Share, generating gross proceeds to us of $3 million.

Upon the closing of the Initial Public Offering and the Private Placement, $250,000,000 ($10.00 per share) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account.

On July 14, 2021, we consummated the Over-Allotment Closing of our sale of an additional 542,537 Shares pursuant to the partial exercise by the underwriters of their over-allotment option the Over-Allotment Option. The Shares were sold at an offering price of $10.00 per Share, generating gross proceeds of $5,425,370. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 10,851 private placement shares to its Sponsor, PAG Investment, LLC, generating gross proceeds to the Company of $108,510. Following the Over-Allotment Closing, an aggregate amount of $5,425,373 has been placed in the Company’s Trust Account established in connection with the IPO. In connection with the partially exercise of the Over-allotment Option, the Sponsor surrendered 51,866 Founder shares, resulting in the Sponsor holding 6,385,634 Founder Shares as of July 14, 2021.

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $222,905 and a working capital of $247,921. As of September 30, 2021, we had neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO.

In order to finance transaction costs in connection with a business combination, our Sponsor, officers, directors and their affiliates intend to loan us funds as may be required. On July 23, 2021, we received $1,000,000 from our sponsor under an unsecured promissory note signed on July 19, 2021. On November 20, 2021, our sponsor signed an agreement to provide $300,000 of loan to us as required.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of $361,908, which consisted formatting and operating costs of $365,778 offset by interest income of $3,870.

For the period from March 16, 2021 through September 30, 2021, we had a net loss of $375,828, which consisted formatting and operating costs of $379,698 offset by interest income of $3,870.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the period presented.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Management identified an error in our historical financial statements related to the accounting for the Class A ordinary shares on the balance sheet dated July 1, 2021 included in Exhibit 99.1 to our Form 8-K filed with the SEC on July 8, 2021 (the “Previous Balance Sheet”). Because the Class A ordinary shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of first reporting period after the date of the Company’s Initial Public Offering. Therefore, in consultation with audit committee of our board of directors, we concluded that our Previous Balance Sheet should be restated to report all Class A ordinary shares as temporary equity and should no longer be relied upon. As such, we have restated such financial statements in this quarterly report, as described in Note 2 of the notes to the financial statements included herein. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 28, 2021, except for the following.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

We paid a total of approximately $1.1 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $1.9 million in underwriting discounts and commissions.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Promissory Note between the Company and the Sponsor(1)

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

Gobi Acquisition Corp.

Date: November 22, 2021	By:	/s/ Jack Li
Name: Jack Li
Title: Chief Executive Officer, Chief Financial Officer and Director