Form 10-K
period 2021-12-31
Gobi Acquisition Corp.
filed 2022-03-31
CIK 1854593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40548

GOBI ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1594224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33/F, Three Pacific Place 1 Queen’s Road East Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2918 0088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares par value $0.0001 per share	GOBI	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant’s Class A ordinary shares, par value $0.0001, began trading on Nasdaq Capital Market (“Nasdaq”) on June 29, 2021. The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2021, computed by reference to the closing price for such shares on the Nasdaq Stock Market (“Nasdaq”) on such date, was $49,250,000.

There were 25,853,388 Class A ordinary shares and 6,385,634 Class B ordinary shares of the registrant outstanding on March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOBI ACQUISITION CORP.

CERTAIN TERMS

References to the “Company,” “Gobi,” “our,” “us” or “we” refer to Gobi Acquisition Corp., a blank check company incorporated in the Cayman Islands on March 16, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to “PAG” refer to PAG Group, one of Asia’s largest private investment management groups. References to our “Sponsor” refer to PAG Investment, LLC, a Cayman Islands limited liability company. References to “initial shareholders” refer to our Sponsor, Thaddeus Beczak, Dan Carroll and Jane J. Su. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to “public shares” are to shares of our Class A ordinary shares sold in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officer, key employees or directors following our initial business combination;
•	our officer and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business.

Company Overview

We are a blank check company incorporated in the Cayman Islands on March 16, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue a business combination target in any business or industry, we intend to focus on healthcare or healthcare-related industries, which can benefit from the expertise and capabilities of our management team in order to create long-term shareholder value .We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

On March 19, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in exchange for 8,625,000 founder shares. On June 8, 2021, our Sponsor surrendered, for no consideration, 1,437,500 founder shares, resulting in our Sponsor holding 7,187,500 founder shares, and then transferred 25,000 founder ordinary shares to each of our independent directors.

On June 28, 2021, the registration statement relating to our initial public offering was declared effective by the SEC. On the same day, the Sponsor (i) purchased 300,000 Class A ordinary shares in a private placement at a price of $10.00 per share pursuant to a Private Placement Shares Purchase Agreement, and (ii) surrendered an aggregate of 750,000 founder shares for no consideration, resulting in the Sponsor holding 6,362,500 founder shares. On July 1, 2021, we consummated the our initial public offering of 25,000,000 public shares at an offering price of $10.00 per share, generating gross proceeds of $250,000,000. PAG Investment LP (the “Fund”), an affiliate of PAG and the sole member of the Sponsor, purchased 20,000,000 public shares at the public offering price.

On July 14, 2021, we consummated the closing of the sale of an additional 542,537 public shares pursuant to the underwriters’ partial exercise of their over-allotment option at an offering price of $10.00 per share, generating gross proceeds of $5,425,370. Simultaneously with the partial exercise of the over-allotment option, we sold an additional 10,851 private placement shares to the Sponsor, generating gross proceeds to the Company of $108,510.00, and the Sponsor surrendered 51,866 founder shares, resulting in the Sponsor holding 6,310,634 founder shares.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination (but, for the avoidance of doubt, not including private placement shares), the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any private placement shares, any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued, to any seller in the initial business combination and any private placement shares issued to our Sponsor, its affiliates, or our officer or directors upon conversion of working capital loans (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance); provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to our initial public that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares (or any higher threshold specified in a company’s articles of association) which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders entitled to vote. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company, which shall include the affirmative vote of holders of a simple majority of our Class B ordinary shares or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company.

Our Sponsor and its permitted transferees, if any, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose.

Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•

If we have not consummated an initial business combination within 24 months from the closing of our initial public, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

•

Prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions;

•

Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, officer or directors, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such a business combination is fair to our company from a financial point of view;

•

If a shareholder vote on our initial business combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses or entities that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of signing a definitive agreement to enter into the initial business combination;

•

If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, subject to the limitations described herein; and

•	We will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.
•

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. Our amended and restated memorandum of association provide that derivative actions do not include claims under the Securities Act of 1933, as amended or the Exchange Act 1934, as amended, and that claims under such laws must be brought in the federal courts of the United States of America and that any shareholder will be deemed to have consented to such jurisdictions. Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

In addition, our amended and restated memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution, which requires the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company, or by a unanimous written resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provide otherwise. Accordingly, although we could amend any of the provisions relating to our proposed offering, structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officer or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to redeem their public shares.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 33/F, Three Pacific Place, 1 Queen’s Road East, Hong Kong as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have one executive officer: Jack Li, our Chief Executive Officer and Chief Financial Officer. This individual is not obligated to devote any specific number of hours to our matters but intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Class A ordinary shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize office space at 33/F, Three Pacific Place, 1 Queen’s Road East, Hong Kong as our executive offices. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or our officer or directors.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our publicly traded Class A ordinary shares are currently listed on Nasdaq the under the symbol “GOBI.”

Holders

As of December 31, 2021, we had two holders of our Class A ordinary shares and four holders of record of our Class B ordinary shares.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 19, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in exchange for 8,625,000 founder shares. On June 8, 2021, our Sponsor surrendered, for no consideration, 1,437,500 founder shares, resulting in our Sponsor holding 7,187,500 founder shares, and then transferred 25,000 founder ordinary shares to each of our independent directors.

On June 28, 2021, the Sponsor (i) purchased 300,000 Class A ordinary shares in a private placement at a price of $10.00 per share pursuant to a Private Placement Shares Purchase Agreement, and (ii) surrendered an aggregate of 750,000 founder shares for no consideration, resulting in the Sponsor holding 6,362,500 founder shares.

On July 14, 2021, we sold an additional 10,851 private placement shares to the Sponsor, generating gross proceeds to the Company of $108,510.00, and the Sponsor surrendered 51,866 founder shares, resulting in the Sponsor holding 6,310,634 founder shares.

Use of Proceeds

On July 1, 2021, we consummated our IPO of 25,000,000 Class A ordinary shares. The shares were sold at a price of $10.00 per share, generating gross proceeds to us of $250,000,000. PAG Investment LP (the “Fund”), an affiliate of PAG and the sole member of our sponsor, purchased 20,000,000 Public Shares in the IPO at the public offering price. Shares purchased by the Fund are not be subject to underwriting discounts and commissions.

On July 14, 2021, we consummated the closing of the sale of an additional 542,537 Shares pursuant to the partial exercise by the underwriters of their over-allotment option. The Shares were sold at an offering price of $10.00 per Share, generating gross proceeds of $5,425,370.

On June 28, 2021, we consummated the private placement of an aggregate of 300,000 Class A ordinary shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $3,000,000. The Private Placement Shares purchased by our sponsor are substantially similar to the Public Shares, except that they will be subject to transfer restrictions until 30 days following the consummation of our initial Business Combination, subject to certain limited exceptions.

On July 14, 2021, simultaneously with the partial exercise of the over-allotment option, we sold an additional 10,851 private placement shares to our sponsor, PAG Investment, LLC, generating gross proceeds to us of $108,510.

The net proceeds from the issuance of these securities were placed in a trust account. There has been no material change in the use of the seproceeds as is described in our final prospectus related to the initial public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 16, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our Initial Public Offering and business combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from March 16, 2021 through December 31, 2021, we had a net loss of $851,349, which consisted formatting and operating costs of $869,718 offset by interest income of $8,717 and change in fair value of over-allotment option liability of $9,652.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $192,027 held outside of the trust account and a working capital of $27,388. As of December 31, 2021, we had neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and a business combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration and Shareholder Rights

Pursuant to a registration and shareholder rights agreement entered into on June 28, 2021, The holders of the founder shares, private placement shares and any shares that may be issued upon conversion of working capital loans are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the private placement shares, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, pursuant to the registration and shareholder rights agreement, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Promissory Notes

On March 19, 2021, we issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and has been fully repaid.

On July 19, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. On July 23, 2021, the Company received $1,000,000 from the Sponsor under an unsecured promissory note signed on July 19, 2021. On November 20, 2021, the Sponsor signed an agreement to provide $300,000 of loan to the Company as required.

Underwriting Agreement

On June 28, 2021, we entered into an Underwriting Agreement with Citigroup Global Markets Inc., Goldman Sachs (Asia) L.L.C. and UBS Securities LLC, which contains customary representations and warranties and indemnification of the underwriter by the Company.

Upon the closing of our initial public offering, the underwriters were paid a cash underwriting discount of 2% of the gross proceeds of the initial public offering (not including the proceeds from the Fund), or $1,108,507 in the aggregate. In addition, the underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the initial public offering (not including the proceeds from the Fund), or $1,939,888 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee is placed in the trust account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete our initial business combination.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 28, 2021, to pay our Sponsor a total of $10,000 per month for office space, utilities, administrative services and remote support services. The Sponsor has committed not to request the payment until the completion of a business combination, and the administrative services expenses shall be waived if the business combination is not completed. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees. A total of $61,333 has been accrued as of December 31, 2021.

Critical Accounting Policies

Offering Costs Associated with IPO

We comply with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations. Accordingly, on July 14, 2021 (upon the underwriters exercising their over-allotment option), offering costs totaling $3,657,597 (consisting of $1,108,507 of underwriting fee, $1,939,888 of deferred underwriting fee and $609,205 of other offering costs) were recognized.

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

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares.

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,542,537 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet, respectively.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Management identified an error in our historical financial statements related to the accounting for the Class A ordinary shares on the balance sheet dated July 1, 2021 included in Exhibit 99.1 to our Form 8-K filed with the SEC on July 8, 2021 (the “Previous Balance Sheet”). Because the Class A ordinary shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of first reporting period after the date of the Company’s Initial Public Offering. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officer and directors are as follows:

Name	Age	Position
Jack Li	40	Chief Executive Officer, Chief Financial Officer and Director
Thaddeus Beczak	70	Independent Director
Dan Carroll	61	Independent Director
Jane J. Su	58	Independent Director

Executive Officer

Jack Li is our chief executive officer, chief financial officer and a director. Mr. Li is a managing director and a founding member of PAG’s private equity strategy, which he joined in 2010. At PAG, Mr. Li is responsible for sourcing, executing and exiting a variety of deals in a variety of sectors, including investments in Funtalk, Haitong Securities, Tencent Music, Food Union, Yingde Gases, Omnis Mineral Technologies, and a number of publicly listed securities. Prior to PAG, Mr. Li worked in the Global Special Situations group at Merrill Lynch from 2009 to 2010 in Hong Kong and in the Investment Banking Division of N M Rothschild & Sons from 2004 to 2007 in London. Mr. Li holds Bachelor of Arts degrees with honors in Economics and East Asian Studies from the Johns Hopkins University; a Master of Philosophy degree in Finance from the University of Cambridge; and a Master of Business Administration degree from Harvard Business School.

Directors

Thaddeus Beczak, our independent director, was a director on the SGX Board, where he has served since October 2010 until September 2020. From 2012 to 2014 he was the Chairman of China Renaissance Securities (Hong Kong) Limited and Vice Chairman of China Renaissance Holdings Limited, a boutique China-focused merchant bank. He is presently on the investment committee of Huaxing Capital Partners 1, a Private Equity fund sponsored by China Renaissance, and an independent non-executive director of Arnhold Limited, a building materials company. Mr. Beczak was also involved in a number of private companies, including holding the position of non-executive Chairman of Artisan Du Luxe Holding Limited, the owner of the “John Hardy” jewelry brand. He is also an independent and non-executive director of Phoenix Media Investment Limited and Pacific Online Limited. Previously, Mr. Beczak was the Chairman of Cowen and Company (Asia) Limited and Vice Chairman of Cowen and Company, LLC from 2008 until 2012. He was also the Senior Advisor at Nomura International (Hong Kong) Limited and was also the Chairman of Nomura Asia Holdings N.V. from 2006 until March 2008. From November 1997 until December 2002, Mr. Beczak was the Chairman of the Listing Committee of the Hong Kong Stock Exchange and a member of the Hong Kong Stock Exchange Council from 1998 until 2001. From June 2001 until May 2007, Mr. Beczak was the member of the Advisory Committee of the Securities and Futures Commission in Hong Kong. He was a member of the International Advisory Committee of the China Securities Regulatory Commission from 2009 until 2019. From September 1997 until December 2003, Mr. Beczak was a Director of Kerry Holdings Limited. During this time he also held various Board and operating positions within the group, including Deputy Chairman of SCMP Holdings Limited and Publisher of South China Morning Post Publishers Limited, Deputy Chairman of Shangri-La Asia Limited, Deputy Chairman of Kuok Philippines Properties, a Director of China World Trade Center Limited and a Director of Kerry Properties Limited. Prior to joining the Kerry Group, Mr. Beczak worked at JP Morgan for 23 years and was a Managing Director of J.P. Morgan Inc., and President of J.P. Morgan Securities Asia from 1990 until 1997. Mr. Beczak is a graduate of Georgetown University (B.S.F.S.) and Columbia University (M.B.A). He is currently the Chairman of The Hong Kong Forum.

Dan Carroll, our independent director, is a Managing Partner and Co-Founder of Brooklands Capital Strategies. Prior to forming Brooklands, Mr. Carroll was a Partner of TPG Capital, joining the firm in 1995 when he co-founded TPG’s Asian investing business, formerly Newbridge Capital. Over 15 years, Mr. Carroll built the firm’s Asia-based investment team which ultimately managed $7 billion in assets through six offices across the region. Prior to joining TPG, Mr. Carroll spent nine years with H&Q Asia Pacific, a pioneer in the Asian private equity industry. Previously, Mr. Carroll has served on the board of directors of Shenzhen Development Bank (China) from 2004 until 2010, Myer Department Stores (Australia) from 2006 until 2009, Bank Thai PLC (Thailand) from 2007 until 2008, and Korea First Bank (Korea) from 2000 until 2005. Mr. Carroll holds a B.A. in Economics from Harvard University and an M.B.A. from the Stanford University Graduate School of Business.

Jane J. Su, our independent director, brings over 25 years of experience in private equity, financial analyses and strategic planning. Ms. Su is an investor and advisor through Lake Street Partners, a family office that invests in institutional funds of alternative assets. From 2006 to 2013, Ms. Su served on the board of directors of the largest global commercial real estate services firm, CBRE Group (NYSE ticker: CBG), and was a member of the Compensation Committee. In addition, Ms. Su was a board director of PAG and on the Audit Committee between 2010 and 2013, which is one of the largest Asia based alternative asset investment company with assets under management across private equity, hedge funds and real estate. Until 2013, Ms. Su was a Partner and member of the Management Committee and Investment Committee of Blum Capital Partners, L.P., a private equity firm investing in both private and publicly traded companies. Prior to joining Blum Capital in 2002, she was a principal of Banc of America Equity Partners in Singapore and Morgan Stanley Capital Partners in Hong Kong. Ms. Su possesses a deep understanding of investments and business across the Asia Pacific region, particularly China. For many years, Ms. Su also served on the Board of Trustees for the Chinese American International School in San Francisco and for the BASIC Fund, a non-profit that provides partial tuition scholarships to low-income families across the San Francisco Bay Area. Ms. Su holds a B.A. from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business. Ms. Su is a DCI Partner in the Class of 2017 at the Stanford Distinguished Careers Institute.

Advisory Board

We have established an advisory board, the role and functions of which will be determined by the board of directors from time to time. We currently expect our advisory board to, upon the request of the directors, provide its business insights (i) in sourcing potential business combination targets, (ii) when we assess potential business combination targets and (iii) as we work to create additional value in the business or businesses that we acquire. The role of the advisory board is consultative in nature to support our directors and officer in operating our business, and it will not perform managerial or committee functions. Members of the advisory board will not be subject to the fiduciary requirements to which our board of directors are subject, nor will advisory board members have any internal voting or decision making role, or any authority to act on our behalf. The board of directors is not required to follow any advice, comments or recommendations of the advisory board in relation to the matters described herein. We have not entered into any agreements governing our relationship with any members of our advisory board, and we may modify or expand our roster of advisory board members as we source potential business combination targets or work to create value in the business or businesses that we acquire.

Mr. Weijian Shan is currently the chairman and sole member of the advisory board.

Weijian Shan, our chairman of advisory board, is Chairman and CEO of PAG, the leading Asia-focused private equity firm, and the founder of PAG’s Private Equity business. Shan oversees all of PAG’s private equity investments. Prior to PAG, he was a Senior Partner of the private equity firm TPG, and co-managing partner of TPG Asia (formerly known as Newbridge Capital), where he led Newbridge’s investments and later TPG Asia’s transactions in Asia, spanning a period of more than 12 years. Over more than two decades in the private equity industry, Weijian Shan has led a number of landmark transactions that have returned billions of dollars in profit to his firms’ investors. Previously, Shan was a managing director of JP Morgan, and an assistant professor at the Wharton School of the University of Pennsylvania. He holds an M.A. and a Ph.D. from the University of California, Berkeley, and an M.B.A. from the University of San Francisco. Shan is the best-selling author of Money Games: The Inside Story of How American Dealmakers Saved Korea’s Most Iconic Bank (2020) and Out of the Gobi: My Story of China and America (2019). His articles and commentary have been published in the Financial Times, The New York Times, The Wall Street Journal, Foreign Affairs, The Economist and many other publications.

Number and Terms of Office of Officer and Directors

Our board of directors consists of four members.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares or by the affirmative vote of a majority of the directors present and voting at a meeting of our board. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Holders of our public shares will not have the right to vote on the election or removal of directors prior to the completion of an initial business combination.

Our Sponsor, upon and following the consummation of an initial business combination, is entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officer is appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

Thaddeus Beczak, Dan Carroll Jane J. Su and Jack Li are members of the audit committee, and Jane J. Su chairs the audit committee. Our board of directors has determined that each of Thaddeus Beczak, Dan Carroll Jane J. Su and Jack Li is independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Jane J. Su qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits and the adequacy of our accounting and control systems;
•	monitoring the independence of the independent registered public accounting firm;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
•	appointing or replacing the independent registered public accounting firm;
•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officer or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

Thaddeus Beczak, Dan Carroll Jane J. Su and Jack Li are members of the nominating and corporate governance committee, and Dan Carroll chairs the nominating and corporate governance committee. Our board of directors has determined that each of Thaddeus Beczak, Dan Carroll Jane J. Su and Jack Li is independent under the Nasdaq listing standards and applicable SEC rules.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting director nominees, which is specified in our charter, provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among director nominees recommended by shareholders and other persons.

Compensation Committee

Thaddeus Beczak, Dan Carroll Jane J. Su and Jack Li are members of the compensation committee, and Thaddeus Beczak chairs the compensation committee. Our board of directors has determined that each of Thaddeus Beczak, Dan Carroll Jane J. Su and Jack Li is independent under the Nasdaq listing standards and applicable SEC rules. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s and chief financial officer’s compensation, evaluating our chief executive officer’s and chief financial officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer and chief financial officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officer;

•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officer and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

Our executive officer is not, and in the past year has not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officer, directors and employees. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officer and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officer and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officer and directors. We have also entered into agreements with our officer and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our officer and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officer or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officer and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officer and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officer or directors has received any cash compensation for services rendered to us. In addition, our executive officer and directors, or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were or are to be made by us to our executive officer or directors, or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our executive officer and directors for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our executive officer and directors, or their respective affiliates, for services rendered prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officer will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officer and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officer and directors that provide for benefits upon termination of employment.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officer.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to our executive officer following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Conflicts of Interest

Under Cayman Islands law, officers and directors owe the following fiduciary duties:

●	duty to act in good faith in what the officer or director believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be ratified and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings. Mr. Weijian Shan, currently the chairman and sole member of the advisory board, and any future members of the advisory board, if any, are not subject to any of the fiduciary duties described above. Mr. Shan has no contractual or other obligations to perform specific duties or avoid conflicts of interest in his capacity as a member of the advisory board.

Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, no director shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he or she is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors.

Each of our officer, directors and advisory board members presently has, and any of them in the future may have additional, fiduciary or contractual duties to other entities. As a result, if any of our officer, directors and advisory board members becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce our interest in any business combination opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as an officer or director of the company and it is an opportunity that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officer, directors and advisory board members are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officer, directors and advisory board members is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officer, directors and advisory board members are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor holds founder shares and private placement shares.
●	Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our initial shareholders and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the prescribed timeframe. Except as described herein, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Except as described herein, the private placement shares will not be transferable until 30 days following the completion of our initial business combination. Our officer, directors and advisory board members who own ordinary shares directly or indirectly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officer and directors and advisory board members may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such individuals is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers, directors and advisory board members may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.
●	PAG Investment LP, an affiliate of PAG and the sole member of our sponsor, purchased 20,000,000 Class A ordinary shares in our initial public offering at the public offering price.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officer or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and pursuant to our amended and restated memorandum and articles of association, which requires the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. A quorum for such meeting will be present if holders of one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, our initial shareholders and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of March 31, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A and Class B ordinary shares;
•	each of our officer and directors; and

•	all of our officer and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A and Class B ordinary shares beneficially owned by them.

The beneficial ownership of our Class A and Class B ordinary shares is based on 32,239,022 ordinary shares issued and outstanding as of March 31, 2022, consisting of 25,853,388 Class A ordinary shares and 6,385,634 Class B ordinary shares.

		Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Ordinary Shares
Directors and Officer
Jack Li	—	—
Dan Carroll	25,000	*
Jane J. Su	25,000	*
Jack Li	25,000	*
All executive officer and directors as a group (four individuals)	75,000	0.2%
Greater than 5% Holders:
PAG Investment, LLC(3)	6,621,485	20.5%
PAG Investment LP(4)	26,621,485	82.6%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 33/F, Three Pacific Place, 1 Queen’s Road East, Hong Kong.
(2)

Interests shown consist solely of Class B ordinary shares and the Class A ordinary shares into which these shares will convert concurrently with the consummation of our initial business combination or earlier at the option of the holders thereof.

(3)

PAG Investment, LLC is the record holder of such shares. PAG Investment, LP is the sole member of PAG Investment, LLC. PAG Limited is the general partner of PAG Investment, LP. PAG Capital II Limited is the sole shareholder of PAG Limited. Messrs. Weijian Shan, David Wong and Lincoln Pan are the directors of PAG Capital II Limited and as such may be deemed to have voting and dispositive control of the ordinary shares held of record by PAG Investment, LLC and PAG Investment, LP. However, because the voting and disposition of any equity interest in the Issuer require the approval of two or more of the directors of PAG Capital II Limited, none of the individuals is deemed a beneficial owner of the ordinary shares under the so-called “rule of three.”

(4)

PAG Investment, LP is the record holder of such shares. PAG Limited is the general partner of PAG Investment, LP. PAG Capital II Limited is the sole shareholder of PAG Limited. Messrs. Weijian Shan, David Wong and Lincoln Pan are the directors of PAG Capital II Limited and as such may be deemed to have voting and dispositive control of the ordinary shares held of record by PAG Investment, LLC and PAG Investment, LP. However, because the voting and disposition of any equity interest in the Issuer require the approval of two or more of the directors of PAG Capital II Limited, none of the individuals is deemed a beneficial owner of the ordinary shares under the so-called “rule of three.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares and Private Placement Shares

On March 19, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in exchange for 8,625,000 founder shares. On June 8, 2021, our Sponsor surrendered, for no consideration, 1,437,500 founder shares, resulting in our Sponsor holding 7,187,500 founder shares, and then transferred 25,000 founder ordinary shares to each of our independent directors.

On June 28, 2021, the Sponsor (i) purchased 300,000 Class A ordinary shares in a private placement at a price of $10.00 per share pursuant to a Private Placement Shares Purchase Agreement, and (ii) surrendered an aggregate of 750,000 founder shares for no consideration, resulting in the Sponsor holding 6,362,500 founder shares.

On July 14, 2021, we sold an additional 10,851 private placement shares to the Sponsor, generating gross proceeds to the Company of $108,510.00, and the Sponsor surrendered 51,866 founder shares, resulting in the Sponsor holding 6,310,634 founder shares.

The founder shares, private placement shares and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our Sponsor and management team. Those lock-up provisions provide that (i) the founder shares are not transferable until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) the private placement shares are not transferrable or salable until 30 days after the completion of our initial business combination.

Promissory Notes - Related Party

On March 19, 2021, we issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and has been fully repaid.

On July 19, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. The Second Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. On July 23, 2021, the Company received $1,000,000 from the Sponsor under an unsecured promissory note signed on July 19, 2021. On November 20, 2021, the Sponsor signed an agreement to provide $300,000 of loan to the Company as required.

Administrative Services Agreement

We entered into an agreement, commencing on June 28, 2021, to pay our Sponsor a total of $10,000 per month for office space, utilities, administrative services and remote support services. The Sponsor has committed not to request the payment until the completion of a business combination, and the administrative services expenses shall be waived if the business combination is not completed. Upon the completion of a business combination or liquidation, we will cease paying these monthly fees. A total of $61,333 has been accrued as of December 31, 2021.

Registration and Shareholder Rights

Pursuant to a registration and shareholder rights agreement entered into on June 28, 2021, The holders of the founder shares, private placement shares and any shares that may be issued upon conversion of working capital loans are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the private placement shares, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, pursuant to the registration and shareholder rights agreement, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Thaddeus Beczak, Dan Carroll and Jane J. Su are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Bernstein & Pinchuk LLP. (“MarcumBP”), our independent registered public accounting firm, for services rendered.

Audit Fees	$90,640
Audit-Related Fees	$—
Review Fees	46,350
Tax Fees	$—
All Other Fees	$—
Total Fees	$136,990

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by MarcumBP set forth above for 2021.

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated June 28, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

4.1	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256942) filed with the SEC on June 9, 2021).

4.2*	Description of Securities of the Company.

10.1

Private Placement Shares Purchase Agreement, dated June 28, 2021, by and between the Company and PAG Investment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

10.2

Investment Management Trust Agreement, dated June 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

10.3

Registration and Shareholder Rights Agreement, dated June 28, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

10.4

Letter Agreement, dated June 28, 2021, by and among the Company, PAG Investment, LLC and the Company’s officer and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

10.5

Administrative Services Agreement, dated June 28, 2021, by and between the Company and PAG Investment, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 2, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-256942) filed with the SEC on June 9, 2021).

10.7

Promissory Note, dated March 19, 2021, issued to the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-256942) filed with the SEC on June 9, 2021).

10.8

Securities Subscription Agreement, dated March 19, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-256942) filed with the SEC on June 9, 2021).

10.9

Promissory Note, dated July 19, 2021, issued by Gobi Acquisition Corp. to PAG Investment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40548) filed with the SEC on July 20, 2021).

No.	Description of Exhibit

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256942) filed with the SEC on June 9, 2021).

31.1*

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

GOBI ACQUISITION CORP.

New York Office 7 Penn Plaza, Suite 830 New York, NY 10001 T 212.279.7900

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gobi Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gobi Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for period from March 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2022

Firm ID#: 5395

GOBI ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

December 31, 2021
Assets:
Current assets:
Cash	$192,027
Prepaid expenses and other current assets	1,057,516
Total current assets	1,249,543
Prepaid expense, non-current	518,692
Investment held in trust account	255,434,087
Total Assets	257,202,322

Liabilities, Redeemable Class A Ordinary Shares and Shareholders' Deficit
Current liabilities:
Accrued expenses	$160,822
Due to related party	61,333
Working capital loan	1,000,000
Total current liabilities	1,222,155
Deferred underwriters' discount	1,939,888
Total Liabilities	3,162,043

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 25,542,537 shares at redemption value	255,434,087

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 310,851 issued and outstanding (excluding 25,542,537 shares subject to possible redemption)	31
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,385,634 shares issued and outstanding	639
Additional paid-in capital	—
Accumulated deficit	(1,394,478)
Total shareholders’ deficit	(1,393,808)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders' Deficit	$257,202,322

The accompanying notes are an integral part of these financial statements.

GOBI ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the period from
March 16. 2021
(Inception) to
December 31, 2021
Formation and operating costs	$869,718
Loss from operations	(869,718)
Other income
Interest income	8,717
Change in fair value of over-allotment option liability	9,652
Total other income	18,369

Net loss	$(851,349)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	16,093,901
Basic and diluted net loss per redeemable Class A ordinary shares	$(0.04)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	6,800,483
Basic and diluted net loss per non-redeemable Class A and Class B ordinary shares	$(0.04)

The accompanying notes are an integral part of these financial statements.

GOBI ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 16, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Class B ordinary shares forfeited	—	—	(750,000)	(75)	75	—	—
Class A ordinary shares issued in private placement	300,000	30	—	—	2,999,970	—	3,000,000
Sale of 10,851 Private Placement Units on July 14, 2021 through over-allotment	10,851	1	—	—	108,509	—	108,510
Class B ordinary shares forfeited on July 14, 2021	—	—	(51,866)	(5)	5	—	—
Change in fair value of over-allotment option liability	—	—	—	—	(9,652)	—	(9,652)
Net loss	—	—	—	—	—	(851,349)	(851,349)
Remeasurement of Class A ordinary shares	—	—	—	—	(3,123,188)	(543,129)	(3,666,317)
Balance as of December 31, 2021	310,851	$31	6,385,634	$639	$—	$(1,394,478)	$(1,393,808)

The accompanying notes are an integral part of these financial statements.

GOBI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(851,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(8,717)
Change in fair value of over-allotment option liability	(9,652)
Changes in current assets and liabilities:
Due to related parties	61,333
Prepaid expense	(1,576,208)
Accrued offering costs and expenses	160,822
Net cash used in operating activities	(2,223,771)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(255,425,370)
Net cash used in investing activities	(255,425,370)

Cash Flows from Financing Activities:
Proceeds received from public offerings, net of underwriters’ discount	254,316,863
Proceeds from private placement	3,108,510
Proceeds from issuance of promissory note to related party	163,205
Proceeds from working capital loan	1,000,000
Payment of deferred offering costs	(584,205)
Payment of promissory note to related party	(163,205)
Net cash provided by financing activities	257,841,168

Net change in cash	192,027
Cash, March 16, 2021 (inception)	—
Cash, end of the period	$192,027

Supplemental disclosure of cash flow information:
Deferred underwriter's discount	$1,939,888
Initial value of Class A ordinary shares subject to possible redemption	$255,425,370
Remeasurement of Class A ordinary shares subject to possible redemption	$8,717
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements.

GOBI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH December 31, 2021

Note 1—Organization and Business Operation

Gobi Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 16, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with it.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below and identifying target for initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investment from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is PAG Investment, LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on June 28, 2021 (the “Effective Date”). On July 1, 2021, the Company consummated its IPO of 25,000,000 Class A ordinary shares at $10.00 per share, which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 300,000 Class A ordinary shares which is discussed in Note 4 (the “Private Placement”), at a price of $10.00 per share, in a private placement that closed simultaneously with the closing of the IPO On July 14, 2021, the Company consummated the Over-Allotment Closing of its sale of an additional 542,537 Class A Shares pursuant to the partial exercise by the underwriters of their over-allotment option (the “Over-Allotment Option”). The Shares were sold at an offering price of $10.00 per Share, generating gross proceeds of $5,425,370. Simultaneously with the partial exercise of the Over-Allotment Option, the Company sold an additional 10,851 private placement shares to the Sponsor, PAG Investment, LLC, generating gross proceeds to the Company of $108,510.

As of July 14, 2021, transaction costs amounted to $3,657,600 consisting of $1,108,507 of underwriting commissions, $1,939,888 of deferred underwriting commissions and $609,205 of other offering costs.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of  $192,027 and a working capital of $27,388. As of December 31, 2021, the Company had neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO and the Business Combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, closing of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $192,027 in cash and no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, funds held in the Trust Account include $255,434,087 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations. Accordingly, on July 14, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $3,657,600 (consisting of $1,108,507 of underwriting fee, $1,939,888 of deferred underwriting fee and $609,205 of other offering costs) were recognized.

Due to Related Party

The balance of $61,333 represents the amount accrued for the administrative support services provided by Sponsor commencing on June 28, 2021 through December 31, 2021.

Fair Value Measurements

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

Over-allotment Option Liability

The Company accounted for the over-allotment option in accordance with the guidance contained in ASC 815-40. The over-allotment is not considered indexed to the Company's own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. On July 14, 2021, the underwriters exercised the over-allotment option partially and the remaining was expired on August 15, 2021. The fair value changes of over-allotment option liability between the IPO closing date and the expiration date was recorded in operations.

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Period from March 16, 2021 (Inception) to December 31, 2021
		Non-Redeemable
	Redeemable Class A	Class A and Class B
	Ordinary	Ordinary
	Shares	Shares
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$(598,467)	$(252,882)

Denominator:
Weighted-average shares outstanding	16,093,901	6,800,483
Basic and diluted net loss per share	$(0.04)	$(0.04)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 25,542,537 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of December 31, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$255,425,370
Less:
Class A ordinary share issuance costs	(3,657,600)
Plus:
Initial measurement of carrying value to redemption value	3,657,600
Subsequent remeasurement of carrying value to redemption value	8,717
Class A ordinary shares subject to possible redemption	$255,434,087

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

Note 5—Related Party Transactions

Founder Shares

On March 19, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On June 28, 2021 the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,362,500 Founder’s Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. On July 14, 2021, the Sponsor surrendered 51,866 Class B ordinary shares.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and the Sponsor has agreed not to transfer, assign or sell any of its private placement shares until 30 days after the completion of the initial Business Combination; except, in each case, to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares or private placement shares. The Company refers to such transfer restrictions as the lock-up.

Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Due to Related Party

The Company promised to pay the Sponsor $10,000 per month for office space, administrative and support services for the period from the Effective Date to the consummation of the Company’s initial Business Combination. The Sponsor has committed not to request the payment until the completion of a business combination, and the administrative services expenses shall be waived if the business combination is not completed. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees. A total of $61,333 has been accrued as of December 31, 2021.

Promissory Note—Related Party

On March 19, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loans were fully repaid at the closing of the IPO.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, its affiliates or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Share. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On July 19,2021, the Company entered into a promissory note with the Sponsor, under which the Sponsor agreed to loan $1,000,000 to the Company. These loans are non-interest bearing, unsecured and are due at the closing of the initial Business Combination. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of this note, in whole or in part at the option of the Sponsor, into Class A ordinary shares (“Shares”) of the Company at a price of $10.00 per Share, each Share being identical to the Private Placement Shares. On November 22, 2021, the Sponsor signed a letter of financial support to provide $300,000 of loan to the Company as required. As of December 31, 2021, the Company had $1,000,000 borrowings under the Working Capital Loans. As of December 31, 2021, $1,000,000 was outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed, the Company will pay to an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. The Sponsor committed not to request the payment until the completion of a business combination and the administrative services expenses shall be waived if the business combination is not completed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from June 28, 2021 to December 31, 2021, the Company incurred $61,333 in connection with such expense.

Note 6— Recurring Fair Value Measurements

Substantially all of the Company’s investment held in the Trust Account on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$255,434,087	$255,434,087	$—	$—

Note 7—Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, as described in Note 5, and (ii) in the case of the Private Placement Shares, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 750,000 Class A ordinary shares to cover over-allotments, if any. The Over-Allotment option was partially exercised on July 14, 2021 and the remaining was expired.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO and the Over-Allotment (not including the proceeds from the Fund). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and the Over-Allotment (not including the proceeds from the Fund) upon the completion of the Company’s initial Business Combination.

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 310,851 Class A ordinary shares issued or outstanding, excluding 25,542,537 shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 6,385,634 Class B ordinary shares issued or outstanding. Holders are entitled to one vote for each share of Class B ordinary shares. At March 19, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding. On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On June 28, 2021 the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,362,500 Founder Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. On July

14, 2021, the Sponsor surrendered 51,866 Class B ordinary shares, so that the initial shareholders collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding the Private Placement Shares)

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Company’s public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason.

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

Note 9— Subsequent Events

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

Gobi Acquisition Corp.

Date: March 31, 2022	By:	/s/ Jack Li
Name: Jack Li
Title: Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Jack Li	Chief Executive Officer, Chief Financial Officer and Director
Jack Li

/s/ Thaddeus Beczak	Director
Thaddeus Beczak

/s/ Dan Carroll	Director
Dan Carroll

/s/ Jane J. Su	Director
Jane J. Su