Form 10-Q
period 2022-03-31
Gobi Acquisition Corp.
filed 2022-05-16
CIK 1854593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 25,853,388 Class A ordinary shares, $0.0001 par value and 6,385,634 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GOBI ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the three months ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 16, 2021 (inception) through March 31, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOBI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$20,663	$192,027
Prepaid expenses	1,101,625	1,057,516
Total current assets	1,122,288	1,249,543
Prepaid expense, non-current	254,999	518,692
Investment held in trust account	255,454,933	255,434,087
Total Assets	$256,832,220	$257,202,322

Liabilities, Redeemable Class A Ordinary Shares and Shareholders' Deficit:
Current liabilities:
Accrued expenses	$86,817	$160,822
Due to related party	91,333	61,333
Working capital loan	1,000,000	1,000,000
Total current liabilities	1,178,150	1,222,155
Deferred underwriters' discount	1,939,888	1,939,888
Total Liabilities	$3,118,038	$3,162,043

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 25,542,537 shares at redemption value as of March 31, 2022 and December 31, 2021	255,454,933	255,434,087

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 310,851 issued and outstanding (excluding 25,542,537 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	31	31
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,385,634 shares issued and outstanding as of March 31, 2022 and December 31, 2021	639	639
Additional paid-in capital	—	—
Accumulated deficit	(1,741,421)	(1,394,478)
Total Shareholders’ Deficit	(1,740,751)	(1,393,808)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders' Deficit	$256,832,220	$257,202,322

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the three	March 16. 2021
	months ended	(Inception) to
	March 31, 2022	March 31, 2021
Formation and operating costs	$346,943	$7,125
Loss from operations	(346,943)	(7,125)
Other income
Interest income	20,846	—
Total other income	20,846	—

Net loss	$(326,097)	$(7,125)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	25,542,537	—
Basic and diluted net loss per redeemable Class A ordinary shares	$(0.01)	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	6,696,485	6,250,000
Basic and diluted net loss per non-redeemable Class A and Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	310,851	$31	6,385,634	$639	$—	$(1,394,478)	$(1,393,808)
Net income (loss)	—	—	—	—	—	(326,097)	(326,097)
Remeasurement of Class A ordinary shares	—	—	—	—	—	(20,846)	(20,846)
Balance as of March 31, 2022	310,851	$31	6,385,634	$639	$—	$(1,741,421)	$(1,740,751)

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 16, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(7,125)	(7,125)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$24,281	$(7,125)	$17,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
		March 16, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(326,097)	$(7,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,846)	—
Changes in operating assets and liabilities:		—
Due to related parties	30,000	—
Prepaid expense	219,584	—
Accrued offering costs and expenses	(74,005)	7,125
Net cash used in operating activities	(171,364)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	25,750
Payment of deferred offering costs	—	(25,750)
Net cash provided by financing activities	—	—

Net Change in Cash	(171,364)	—
Cash, beginning of the period	192,027	—
Cash, end of period	$20,663	$—

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares subject to possible redemption	$20,846	$—
Deferred offering costs included in accrued offering costs and expenses	$—	64,573
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOBI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) described below and identifying target for initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investment from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

As of July 14, 2021, transaction costs amounted to $3,359,202 consisting of $1,000,000 of underwriting commissions, $1,750,000 of deferred underwriting commissions and $609,202 of other offering costs.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $20,663 and a working capital deficit of $55,862. As of March 31, 2022, the Company had neither engaged in any operations nor generated any revenues to date. The Company’s only activities since inception have been organizational activities and those necessary to prepare for the Company’s IPO and the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, officers, directors and their affiliates intend to loan the Company funds as may be required. On July 23, 2021, the Company received $1,000,000 from the Sponsor under an unsecured promissory note signed on July 19, 2021. On November 20, 2021, the Sponsor signed an agreement to provide $300,000 of loan to the Company as required. On April 21, 2022, the Company received $500,000 from the Sponsor under an unsecured promissory note signed on April 14, 2022.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contained the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $20,663 and $192,027 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, funds held in the Trust Account include $255,454,933 and $255,434,087 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below), respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statements of operations. Accordingly, on July 14, 2021, (upon the underwriters exercising their over-allotment option), offering costs totaling $3,657,600 (consisting of $1,108,507 of underwriting fee, $1,939,888 of deferred underwriting fee and $609,205 of other offering costs) were recognized.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	Three Months Ended		For the period from March 16
	March 31, 2022		(inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(258,362)	$(67,735)	$—	$(7,125)

Denominator:
Weighted average shares outstanding	25,542,537	6,696,485	—	6,250,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 28,750,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of March 31, 2022, the ordinary share reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$255,425,370
Less:
Ordinary share issuance costs	(3,657,600)
Plus:
Initial measurement of carrying value to redemption value	3,657,600
Subsequent remeasurement of carrying value to redemption value	29,563
Contingently redeemable ordinary share	$255,454,933

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

Due to Related Party

The Company promised to pay the Sponsor $10,000 per month for office space, administrative and support services for the period from the Effective Date to the consummation of the Company’s initial Business Combination. The Sponsor has committed not to request the payment until the completion of a business combination, and the administrative services expenses shall be waived if the business combination is not completed. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees. A total of $91,333 and $61,333 has been accrued as of March 31, 2022 and December 31, 2021, respectively.

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

On July 19,2021, the Company entered into a promissory note with the Sponsor, under which the Sponsor agreed to loan $1,000,000 to the Company. These loans are non-interest bearing, unsecured and are due at the closing of the initial Business Combination. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of this note, in whole or in part at the option of the Sponsor, into Class A ordinary shares (“Shares”) of the Company at a price of $10.00 per Share, each Share being identical to the Private Placement Shares. On November 22, 2021, the Sponsor signed a letter of financial support to provide $300,000 of loan to the Company as required. As of March 31, 2022 and December 31, 2021, the Company had $1,000,000 borrowings under the Working Capital Loans. As of March 31, 2022 and December 31, 2021, $1,000,000 was outstanding under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed, the Company will pay to an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. The Sponsor committed not to request the payment until the completion of a business combination and the administrative services expenses shall be waived if the business combination is not completed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 in connection with such expense. For the period from March 16, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Note 6— Recurring Fair Value Measurements

Substantially all of the Company’s investment held in the Trust Account on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$255,454,933	$255,454,933	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$255,434,087	$255,434,087	$—	$—

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

Note 8—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 3,000,000 preference shares with a par value of $0.0001 and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 310,851 Class A ordinary shares issued or outstanding, excluding 25,542,537 shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding. On June 8, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding. On June 8, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors, Thaddeus Beczak, Dan Carroll and Jane J. Su, which shares will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. On June 28, 2021 the Sponsor surrendered an aggregate of 750,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 6,362,500 Founder Shares, up to 187,500 Founder Shares are subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option is exercised. On July 14, 2021, the Sponsor surrendered 51,866 Class B ordinary shares, so that the initial shareholders collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding the Private Placement Shares). At March 31, 2022 and December 31, 2021, there were 6,385,634 Class B ordinary shares issued or outstanding.

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

On April 14, 2022, the Company entered into a promissory note with the Sponsor, under which the Sponsor agreed to loan $500,000 to the Company. The note is non-interest bearing, unsecured and will be due at the closing of the initial Business Combination. On April 21, 2022, the Company received the loan of $500,000.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our Initial Public Offering and business combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $326,097, which consisted formatting and operating costs of $346,943 offset by interest income of $20,846.

For the period from March 16, 2021 through March 31, 2021, we had a net loss of $7,125, which consisted formatting and operating costs of $7,125.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $20,663 held outside of the trust account and a working capital deficit of $55,862. As of March 31, 2022, we had neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and searching for a business combination target.

In order to finance transaction costs in connection with a business combination, our Sponsor, officers, directors and their affiliates intend to loan us funds as may be required. On July 23, 2021, we received $1,000,000 from our sponsor under an unsecured promissory note signed on July 19, 2021. On November 20, 2021, our sponsor signed an agreement to provide $300,000 of loan to us as required. On April 21, 2022, we received $500,000 from our sponsor under an unsecured promissory note signed on April 14, 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor, its affiliates or certain of our officers and directors may, but are not obligated to, loan we fund as may be required (“Working Capital Loans”). If we complete the initial business combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Share. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On July 19,2021, we entered into a promissory note with our sponsor, under which our sponsor agreed to loan $1,000,000 to us. These loans are non-interest bearing, unsecured and are due at the closing of the initial business combination. Upon consummation of a business combination, our sponsor shall have the option, but not the obligation, to convert the principal balance of this note, in whole or in part at the option of the Sponsor, into our Class A ordinary shares at a price of $10.00 per share, each share being identical to the Private Placement Shares. On November 22, 2021, our sponsor signed a letter of financial support to provide $300,000 of loan to us as required. As of March 31, 2022 and December 31, 2021, we had $1,000,000 borrowings under the Working Capital Loans. As of March 31, 2022 and December 31, 2021, $1,000,000 was outstanding under the Working Capital Loans.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 28, 2021, to pay our Sponsor a total of $10,000 per month for office space, utilities, administrative services and remote support services. The Sponsor has committed not to request the payment until the completion of a business combination, and the administrative services expenses shall be waived if the business combination is not completed. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees. A total of $91,333 and $61,333 has been accrued as of March 31, 2022 and December 31, 2021 respectively.

Critical Accounting Policies

Offering Costs Associated with IPO

We comply with the requirements of ASC 34-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Offering costs are charged to shareholders’ equity or the statements of operations. Accordingly, on July 14, 2021 (upon the underwriters exercising their over-allotment option), offering costs totaling $3,657,597 (consisting of $1,108,507 of underwriting fee, $1,939,888 of deferred underwriting fee and $609,205 of other offering costs) were recognized.

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

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,542,537 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Management identified an error in our historical financial statements related to the accounting for the Class A ordinary shares on the balance sheet dated July 1, 2021 included in Exhibit 99.1 to our Form 8-K filed with the SEC on July 8, 2021 (the “Previous Balance Sheet”). Because the Class A ordinary shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of first reporting period after the date of the Company’s Initial Public Offering. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Gobi Acquisition Corp.
Date: May 16, 2022	By:	/s/ Jack Li
Name: Jack Li
Title: Chief Executive Officer, Chief Financial Officer and Director